Form 10-K
period 2002-12-31
GLENBROOK LIFE & ANNUITY CO VARIABLE ANNUITY ACCOUNT
filed 2003-03-28
CIK 900423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-K

Registrant meets the conditions set forth in General Instruction I (1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 333-88870

                       GLENBROOK LIFE AND ANNUITY COMPANY
             (Exact name of registrant as specified in its charter)

              ARIZONA                                 35-1113325
     (State of Incorporation)           (I.R.S. Employer Identification No.)

          3100 SANDERS ROAD
         NORTHBROOK, ILLINOIS                          60062
 (Address of principal executive offices)            (zip code)

Registrant's telephone number, including area code: 847-402-5000

Securities registered pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes / / No /X/

As of March 15, 2003, the Registrant had 5,000 common shares, $500 par value, outstanding, all of which are held by Allstate Life Insurance Company.

                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   ----
PART I
Item 1.       Business*                                                                               2
Item 2.       Properties*                                                                             3
Item 3.       Legal Proceedings                                                                       3
Item 4.       Submission of Matters to a Vote of Security Holders**                                 N/A
PART II
Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters                   3
Item 6.       Selected Financial Data**                                                             N/A
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                              3
Item 7a.      Quantitative and Qualitative Disclosures about Market Risk                             19
Item 8.       Financial Statements and Supplementary Data                                            19
Item 9.       Change in and Disagreements with Accountants on Accounting and Financial
              Disclosure                                                                             19
PART III
Item 10.      Directors and Executive Officers of the Registrant**                                  N/A
Item 11.      Executive Compensation**                                                              N/A
Item 12.      Security Ownership and Certain Beneficial Owners and Management **                    N/A
Item 13.      Certain Relationships and Related Transactions**                                      N/A
Item 14       Controls and Procedures                                                                19
PART IV
Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                       20
              Signatures                                                                             22
              Certifications                                                                         23
              Supplemental Information to be Furnished With Reports Filed Pursuant to
              Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which
              Have Not Registered Securities Pursuant to Section 12 of the Securities
              Exchange Act of 1934                                                                   26
              Index to Financial Statement Schedules                                                 27

              * Item prepared in accordance with General Instruction I(2) of Form 10-K
              ** Omitted pursuant to General Instruction I(2) of Form 10-K

PART I

ITEM 1.  BUSINESS

     Glenbrook Life and Annuity Company ("Glenbrook Life" or the "Company") is a stock life insurance company originally organized under the laws of the State of Indiana in 1965. From 1965 to 1983, the Company was known as "United Standard Life Assurance Company" and from 1983 to 1992, the Company was known as "William Penn Life Assurance Company of America." In 1992, the Company was purchased by Allstate Life Insurance Company ("ALIC") and renamed Glenbrook Life and redomesticated to Illinois. In 1998, the Company was redomesticated to Arizona.

     Glenbrook Life is a wholly owned subsidiary of ALIC, a stock life insurance company incorporated under the laws of the State of Illinois. ALIC is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a property-liability insurance company incorporated under the laws of the State of Illinois. All of the outstanding capital stock of AIC is owned by The Allstate Corporation (the "Corporation"), a Delaware company which has several different classes of securities, including common stock, registered with the Securities and Exchange Commission ("SEC").

     Glenbrook Life is authorized to conduct life insurance and annuity business in the District of Columbia, Puerto Rico and all states except New York.

     Glenbrook Life, a single segment entity, markets a diversified group of products to meet customers' lifetime needs in the areas of financial protection and retirement solutions through financial services firms. These products include interest-sensitive life insurance, including single premium life insurance and variable life insurance; fixed annuities, including market value adjusted annuities and equity-indexed annuities; and variable annuities. ALFS, Inc. ("ALFS") is the principal underwriter for certain Glenbrook Life products, such as variable annuities, variable life insurance and market value adjusted annuities. ALFS is a wholly owned subsidiary of ALIC and a registered broker-dealer under the Securities Exchange Act of 1934.

     Under the Company's reinsurance agreements with ALIC, the Company reinsures substantially all general account liabilities to ALIC via a 100% coinsurance agreement. Assets which support these liabilities are owned and managed by ALIC. Under the coinsurance agreement, contract charges, interest credited to contractholder funds, contract benefits and certain expenses under all general account contracts are reinsured with ALIC. Separate Accounts liabilities related to variable annuity and life contracts are ceded to ALIC via a 100% modified coinsurance agreement whereby assets are maintained in the Company's legally segregated unitized Separate Accounts. Contract charges assessed against the Separate Accounts assets and contract benefits are reinsured to ALIC. The obligations of ALIC under the reinsurance agreements are to the Company. The Company continues to have primary liability as the direct insurer for risks reinsured.

     Glenbrook Life's and ALIC's general account assets must be invested in accordance with applicable state laws. These laws govern the nature and quality of investments that may be made by life insurance companies and the percentage of their assets that may be committed to any particular type of investment.

     Glenbrook Life is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities competing in the sale of life insurance and annuities. As of December 2001, the last year for which current information is available, there were approximately 1,225 stock, mutual and other types of insurers in business in the United States.

     The Company is subject to changing social, economic and regulatory conditions. State and federal regulatory initiatives have varied and have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, to change tax laws affecting the taxation of insurance companies and the tax treatment of insurance products which may impact the relative desirability of various personal investment products and to expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

     Glenbrook Life is the issuer of certain market value adjusted annuities registered with the SEC. Glenbrook Life also is the depositor of certain Separate Accounts that are registered with the SEC as unit investment trusts and through which it offers variable annuity or variable life insurance contracts that are registered with the SEC.

ITEM 2.  PROPERTIES

     Glenbrook Life occupies office space provided by AIC, in Northbrook, Illinois. Expenses associated with these offices are allocated to Glenbrook Life through a service and expense agreement with AIC.

ITEM 3.  LEGAL PROCEEDINGS

     Incorporated in this Item 3 by reference to the discussion under the heading "Regulation and legal proceedings" in Note 8 to the Company's financial statements in Item 8 of this Form 10-K.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public trading market for the Company's common stock. All of its outstanding common stock is owned by its parent, ALIC. All of ALIC's outstanding common stock is owned by AIC. All of the outstanding common stock of AIC is owned by the Corporation.

     From January 1, 2001 through March 15, 2003, the Company paid no dividends on its common stock to ALIC.

     Within the past three years, no equity securities were sold by the Company that were not registered under the Securities Act of 1933.

     For additional information on dividends, including restrictions on the payment of dividends by the Company, see the "Liquidity" subsection of the "Capital Resources and Liquidity" section of our "Management's Discussion and Analysis of Financial Condition and Results of Operations", which items are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion highlights significant factors influencing results of operations and financial position of the Company. It should be read in conjunction with the financial statements and related notes. To conform with the 2002 presentation, certain prior year amounts have been reclassified.

OVERVIEW

     The Company, a wholly owned subsidiary of ALIC, which is a wholly owned subsidiary of AIC, a wholly owned subsidiary of the Corporation, markets a diversified group of products to meet customers' needs in the areas of financial protection and retirement solutions through financial services firms. These products include interest-sensitive life insurance, including single premium life insurance and variable life insurance; fixed annuities including market value adjusted annuities and equity-indexed annuities; and variable annuities.

     Management has identified the Company as a single segment entity.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     The Company has identified two of its accounting policies that, due to their nature, have required management to make assumptions and estimates that are significant to the financial statements at December 31,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

2002. It is reasonably likely that changes in these assumptions and estimates could occur from period to period, and have a material impact on the Company's financial statements.

     A brief summary of each of these critical accounting policies follows. For a more complete discussion of the judgments and other factors affecting the measurement of these policies, see the referenced sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). There is also a complete summary of the Company's significant accounting policies in Note 2 of the financial statements.

     INVESTMENTS - Fixed income securities include bonds, mortgage-backed and asset-backed securities. All fixed income securities are carried at fair value and are classified as available for sale. The fair value of publicly traded fixed income securities is based on independent market quotations. The fair value of non-publicly traded securities, primarily privately placed corporate obligations, is based on either widely accepted pricing valuation models which utilize internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs or independent third party pricing sources. The valuation models use indicative information such as ratings, industry, coupon, and maturity along with related third party data and publicly traded bond prices to determine security specific spreads. These spreads are then adjusted for illiquidity based on historical analysis and broker surveys. Periodic changes in fair values are reported as a component of Accumulated other comprehensive income on the Statements of Financial Position and are reclassified to Net income only when supported by the consummation of a transaction with an unrelated third party, or when declines in fair values are deemed other than temporary.

      The Company writes down to fair value any fixed income security that is classified as other than temporarily impaired in the period the security is deemed to be other than temporarily impaired. The assessment of other than temporary impairment is performed on a case-by-case basis considering a wide range of factors. Inherent in the Company's evaluation of a particular security are assumptions and estimates about the operations of the issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are:

               - The Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value;
               -    The recoverability of principal and interest;
               -    The duration and extent to which the fair value has been
                    less than amortized cost for fixed income securities;
               -    The financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and
               - The specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity.

     There are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if impairment is other than temporary. These risks and uncertainties include the risks that:

               - The economic outlook is worse than anticipated and has a greater adverse impact on a particular issuer than anticipated;
               - The Company's assessment of a particular issuer's ability to meet all of its contractual obligations changes based on changes in the facts and circumstances related to that issuer; and
               - New information is obtained or facts and circumstances change that cause a change in the Company's ability or intent to hold a security to maturity or until it recovers in value.

     These risks and uncertainties could result in a charge to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to Net income, would not have a significant impact on Shareholder's equity since the portfolio is held at fair value and as a result, the related unrealized gain (loss), net of tax, would already be reflected as Accumulated other comprehensive income in Shareholder's equity. For a further discussion of these policies, and quantification of the impact of these estimates and assumptions, see the Investments, Market Risk and Forward-looking Statements and Risk Factors sections of the MD&A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     LIFE INSURANCE RESERVES - Reserves for life-contingent contract benefits, which relate to payout annuities with life contingencies, are computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, contract terminations and expenses. These assumptions include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and contract duration. Mortality, morbidity and contract termination assumptions are based on Company and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period. Future investment yield assumptions are determined at the time of issue based upon prevailing investment yields as well as forecasted reinvestment yields. For further discussion of these policies, see the Forward-looking statements and risk factors section of the MD&A.

RESULTS OF OPERATIONS

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------
 (IN THOUSANDS)                                           2002             2001             2000
                                                       ---------        ----------       ---------
 Net investment income                                 $  10,335        $   10,715       $  10,808
 Realized capital gains and losses                        (1,984)              435             419
 Income tax expense                                        2,839             3,896           3,925
                                                       ---------        ----------       ---------
 Net income                                            $   5,512        $    7,254       $   7,302
                                                       =========        ==========       =========

     The Company has reinsurance agreements whereby contract charges, interest credited to contractholder funds, contract benefits and certain expenses are ceded to ALIC and reflected net of such reinsurance in the Statements of Operations and Comprehensive Income. The Company's results of operations include net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements.

     Net income decreased $1.8 million to $5.5 million in 2002 from $7.3 million in 2001 due to an increase in realized capital losses and a decrease in net investment income. Net income of $7.3 million in 2001 was comparable to net income in 2000.

     Pretax net investment income decreased 3.7% to $10.3 million in 2002 from $10.7 million in 2001. The decrease in pretax net investment income is due to lower investment yields resulting from funds from operations and reinvestments being invested at current market rates which were lower than the average portfolio yields. The Company expects to experience lower investment yields due, in part, to the reinvestment of proceeds from security prepayments, calls and maturities, and the investment of positive cash flows from operations, in securities yielding less than the average portfolio rate. At December 31, 2002, portfolio balances, excluding assets held in Separate Accounts and unrealized capital gains and losses on fixed income securities, were comparable to December 31, 2001. Pretax net investment income in 2001 was comparable to 2000 as the effect of higher portfolio balances was more than offset by lower investment yields as well as increased investment expenses during the year.

     Realized capital losses were $2.0 million in 2002, compared to realized capital gains of $435 thousand in 2001. The losses are primarily the result of $1.9 million of write-downs on fixed income securities. In 2001 and 2000, realized capital gains resulted from the sale of fixed income securities. Period to period fluctuations in realized capital gains and losses are the result of timing of sales decisions reflecting management's decision on positioning the portfolio, assessments of individual securities, overall market conditions and write-downs when an assessment is made by the Company that a decline in value of a security is other than temporary.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

FINANCIAL POSITION

         (IN THOUSANDS)

                                                                       2002           2001
                                                                   ------------   ------------
         Fixed income securities (1)                               $    173,611   $    160,974
         Short-term                                                       2,778          6,592
                                                                   ------------   ------------
              Total investments                                    $    176,389   $    167,566
                                                                   ============   ============
         Cash                                                      $      1,235   $         --
                                                                   ============   ============
         Reinsurance recoverable from ALIC, net                    $  6,203,516   $  5,378,036
                                                                   ============   ============
         Contractholder funds                                      $  6,195,649   $  5,370,475
                                                                   ============   ============
         Reserve for life-contingent contract benefits             $      7,867   $      7,561
                                                                   ============   ============
         Separate Accounts assets and liabilities                  $  1,155,112   $  1,547,953
                                                                   ============   ============

     (1) Fixed income securities are carried at fair value. Amortized cost for these securities was $159.0 million and $154.2 million at December 31, 2002 and 2001, respectively.

     Total investments were $176.4 million at December 31, 2002 compared to $167.6 million at December 31, 2001. The increase was due to positive cash flows generated from operations and increased unrealized gains on fixed income securities. At December 31, 2002, unrealized gains on fixed income securities were $14.6 million compared to $6.8 million at December 31, 2001. The increase was a result of lower interest rates at December 31, 2002.

     The fair value of publicly traded marketable investment securities is based on independent market quotations. The fair value of the Company's non-publicly traded investment securities is based on either independent third party pricing sources or widely accepted pricing valuation models which utilize internally developed ratings and independent third party data as inputs. Periodic changes in the fair values are reported as a component of Accumulated other comprehensive income.

     The following table presents the amortized cost, gross unrealized gains and losses and fair value for fixed income securities.

(IN THOUSANDS)                                                        GROSS UNREALIZED
                                                      AMORTIZED   -----------------------      FAIR
                                                        COST        GAINS        LOSSES        VALUE
                                                     ----------   ----------   ----------   ----------
AT DECEMBER 31, 2002
U.S. government and agencies                         $   49,529   $    6,661   $        -   $   56,190
Municipal                                                   412           45            -          457
Corporate                                                67,717        6,105         (991)      72,831
Asset-backed securities                                  10,079        1,025            -       11,104
Mortgage-backed securities                               31,226        1,809           (6)      33,029
                                                     ----------   ----------   ----------   ----------
     Total fixed income securities                   $  158,963   $   15,645   $     (997)  $  173,611
                                                     ==========   ==========   ==========   ==========

                                                                      GROSS UNREALIZED
                                                      AMORTIZED   -----------------------      FAIR
                                                        COST        GAINS        LOSSES        VALUE
                                                     ----------   ----------   ----------   ----------
AT DECEMBER 31, 2001
U.S. government and agencies                         $   44,832   $    2,508   $      (24)  $   47,316
Municipal                                                 1,815           20           (3)       1,832
Corporate                                                75,425        3,532         (650)      78,307
Asset-backed securities                                       -            -            -            -
Mortgage-backed securities                               32,082        1,447          (10)      33,519
                                                     ----------   ----------   ----------   ----------
     Total fixed income securities                   $  154,154   $    7,507   $     (687)  $  160,974
                                                     ==========   ==========   ==========   ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

FIXED INCOME SECURITIES

     The Company's fixed income securities include publicly traded corporate bonds, U.S. government bonds, mortgage-backed securities, asset-backed securities and tax-exempt municipal bonds. All fixed income securities are carried at fair value and are classified as available for sale. Periodic changes in fair values are reported as a component of Accumulated other comprehensive income, net of deferred taxes, and are reclassified to Net income only when supported by the consummation of a transaction with an unrelated third party or when declines in fair values are deemed other than temporary. As of December 31, 2002, approximately 99.7% of the fixed income securities portfolio was invested in taxable securities.

     At December 31, 2002, the fixed income securities portfolio contained $3.7 million of privately placed corporate obligations compared with $3.6 million at December 31, 2001. The benefits of privately placed securities as compared to public securities are generally higher yields, improved cash flow predictability through pro-rata sinking funds on many bonds, and a combination of covenant and call protection features designed to better protect the holder against losses resulting from credit deterioration, reinvestment risk and fluctuations in interest rates. A relative disadvantage of privately placed securities when compared to public securities is reduced liquidity. At December 31, 2002, all of the privately placed securities were rated as investment grade by either the National Association of Insurance Commissioners ("NAIC") or the Company's internal ratings. The Company determines the fair value of privately placed fixed income securities based on discounted cash flows using current interest rates for similar securities.

     At December 31, 2002 and 2001, $33.0 million and $33.5 million, respectively, of the fixed income securities portfolio was invested in mortgage-backed securities ("MBS"). The MBS portfolio consists primarily of securities that were issued by, or have underlying collateral that is guaranteed by, U.S. government agencies or sponsored entities. Therefore, the MBS portfolio has relatively low credit risk.

     The MBS portfolio is subject to interest rate risk since the price volatility and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. The Company attempts to limit interest rate risk on these securities by investing a portion of the portfolio in securities that provide prepayment protection. At December 31, 2002, 33.5% of the MBS portfolio was invested in planned amortization class bonds.

     At December 31, 2002, approximately 97.6% of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a rating from the NAIC of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

     The following table summarizes the credit quality of the fixed income securities portfolio.

(IN THOUSANDS)
 NAIC                                                                 PERCENT OF
RATINGS            MOODY'S EQUIVALENT DESCRIPTION       FAIR VALUE      TOTAL
------------     ----------------------------------    ------------   ----------
     1           Aaa/Aa/A                               $  137,646          79.3%
     2           Baa                                        31,790          18.3
     3           Ba                                          2,478           1.4
     4           B                                             697           0.4
     6           In or near default                          1,000           0.6
                                                        ----------    ----------
                                                        $  173,611         100.0%
                                                        ==========    ==========

     At December 31, 2002, all of the securities with an NAIC rating of 6 and certain securities with an NAIC rating of 2 and 3 are included in the Company's list of problem and potential problem securities. For further discussion of securities categorized as problem, see page 9.

FIXED INCOME PORTFOLIO MONITORING

     The Company writes down to fair value any fixed income security that is classified as other than temporarily impaired in the period the security is deemed to be other than temporarily impaired. Inherent in the Company's evaluation of a particular security are assumptions and estimates about the operations of the issuer and its future

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are:

               - The Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value;
               -    The recoverability of principal and interest;
               -    The duration and extent to which the fair value has been
                    less than amortized cost for fixed income securities;
               -    The financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and
               - The specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity.

     There are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include the risks that:

               - The economic outlook is worse than anticipated and has a greater adverse impact on a particular issuer than anticipated;
               - The Company's assessment of a particular issuer's ability to meet all of its contractual obligations changes based on changes in the facts and circumstances related to that issuer; and
               - New information is obtained or facts and circumstances change that cause a change in the Company's ability or intent to hold a security to maturity or until it recovers in value.

     These risks and uncertainties could result in a charge to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to Net income, would not have a significant impact on Shareholder's equity since the portfolio is held at fair value and as a result, the related unrealized gain (loss), net of tax, would already be currently reflected as Accumulated other comprehensive income in Shareholder's equity.

     The Company has an extensive monitoring process to identify fixed income securities whose carrying value may be other than temporarily impaired. This process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost for fixed income securities is below established thresholds and time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. Securities with an unrealized loss of greater than 20% of their amortized cost for fixed income securities for a period of six months or more, are identified through this process. The securities identified, in addition to other securities for which the Company may have concern, are evaluated based on facts and circumstances for inclusion on a watch list. Securities on the watch list are reviewed in detail to determine whether any other than temporary impairment exists.

     The Company monitors the quality of its fixed income portfolio, in part, by categorizing certain investments as problem, restructured or potential problem. Problem fixed income securities are securities in default with respect to principal and/or interest and/or securities issued by companies that have gone into bankruptcy subsequent to the Company's acquisition of the security. Restructured fixed income securities have modified terms and conditions that were not at current market rates or terms at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, management has serious concerns regarding the borrower's ability to pay future principal and interest, which causes management to believe these securities may be classified as problem or restructured in the future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     The following table summarizes the problem and potential problem securities at December 31, 2002.


                                                                                       PERCENT OF TOTAL
                                                      AMORTIZED                          FIXED INCOME
(IN THOUSANDS)                                          COST            FAIR VALUE         PORTFOLIO
                                                    --------------     ------------    ----------------
Problem                                             $        1,095     $      1,095                 0.6%
Potential problem                                            1,451              938                 0.5
                                                    --------------     ------------    ----------------
Total net carrying value                            $        2,546     $      2,033                 1.1%
                                                    ==============     ============    ================
Cumulative write-downs recognized                   $        1,904
                                                    ==============

     The Company has experienced an increase in its balance of fixed income securities categorized as problem or potential problem as of December 31, 2002 compared to December 31, 2001. The Company did not have any fixed income securities categorized as restructured at December 31, 2002. At December 31, 2001, the Company had no securities categorized as problem, restructured or potential problem. The increases in problem and potential problem assets primarily resulted from poor operating fundamentals as well as liquidity constraints affecting two securities in the utilities and energy sectors of the market in 2002. The Company expects eventual recovery in these sectors but evaluated each fixed income security in these sectors through its watch list process at December 31, 2002 and recorded write-downs when appropriate. Approximately $513 thousand of unrealized losses at December 31, 2002 are related to securities that the Company has included in the problem or potential problem categories. These securities represent 1.1% of the fixed income portfolio. The Company concluded, through its watch list monitoring process that these unrealized losses were temporary in nature. While it is possible for these balances to increase in the future if economic conditions continue to be unfavorable, the total amount of securities in these categories is expected to remain a relatively low percentage of the total fixed income securities portfolio.

     The following table describes the components of pre-tax realized capital gains and losses.

                                                            YEAR ENDED DECEMBER 31,
                                                     -----------------------------------
(IN THOUSANDS)                                          2002         2001         2000
                                                     ---------    ---------    ---------
Investment write-downs                               $  (1,904)   $       -    $       -
Sales - fixed income securities                            (80)         435          419
                                                     ---------    ---------    ---------
Total pre-tax realized capital gains and losses      $  (1,984)   $     435    $     419
                                                     =========    =========    =========

     The Company recorded losses on fixed income securities of $2.0 million for the year ended December 31, 2002, which was primarily driven by write downs of $1.9 million. In the fourth quarter, there was a write-down of $904 thousand of a major international energy and utility company. The write-down was taken when the parent company withdrew financial support from one of its European subsidiaries, resulting in the subsidiary filing for Administration in the United Kingdom. The credit profile of the company and other subsidiaries has since stabilized due to several initiatives taken by management to improve liquidity. In the third quarter, a security issued by a global energy and utility company which had missed coupon payments due to severely constrained liquidity was written down in the amount of $1.0 million. Some sectors of the utility industry are under severe fundamental and technical pressure and the Company is monitoring the industry very closely.

SHORT-TERM INVESTMENTS

     The Company's short-term investment portfolio was $2.8 million and $6.6 million at December 31, 2002 and 2001, respectively. The Company invests available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

REINSURANCE RECOVERABLE FROM ALIC, CONTRACTHOLDER FUNDS AND RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS

     Under accounting principles generally accepted in the United States of America ("GAAP"), when reinsurance contracts do not relieve the ceding company of legal liability to contractholders, the ceding company is required to report reinsurance recoverables arising from these contracts separately as assets. The liabilities for the contracts are reported as Contractholder funds, Reserves for life-contingent contract benefits or Separate Accounts

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

liabilities depending on the characteristics of the contracts. The Company reinsures all reserve liabilities with ALIC. Reinsurance recoverable and the related Reserve for life-contingent contract benefits and Contractholder funds are reported separately in the Statements of Financial Position, while the assets which support the Separate Account liabilities are reflected as Separate Accounts assets.

     At December 31, 2002, Contractholder funds increased to $6.20 billion from $5.37 billion at December 31, 2001 as a result of additional deposits from fixed annuities and interest credited to contractholder funds partially offset by surrenders and withdrawals. Reserves for life-contingent contract benefits increased $306 thousand to $7.9 million at December 31, 2002 due to sales of payout annuity contracts with life-contingencies. Reinsurance recoverable from ALIC increased correspondingly by $825.5 million due to the increase in contractholder obligations discussed above. Under the reinsurance agreements with ALIC, all contractholder obligations are reinsured to ALIC.

SEPARATE ACCOUNTS

     At December 31, 2002, Separate Accounts assets and liabilities decreased 25.4% to $1.16 billion compared to the December 31, 2001 balance. The decrease was primarily attributable to declines in the fair value of the Separate Accounts investment portfolios due to equity market conditions, surrenders and withdrawals and expense charges, partially offset by sales of variable annuity contracts and transfers from the fixed account contract option to variable Separate Accounts funds.

     The assets related to variable contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's Statements of Operations and Comprehensive Income. Revenues to the Company from the Separate Accounts consist of contract charges related to maintenance and administration, mortality, early surrender and expenses, which are ceded to ALIC.

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the underlying mutual funds of the Separate Accounts may not meet their stated investment objectives. The risk and associated cost of these contract guarantees are ceded to ALIC in accordance with the reinsurance agreements.

MARKET RISK

     Market risk is the risk that the Company will incur losses due to adverse changes in equity prices or interest rates. The Company's primary market risk exposure is to changes in interest rates, although the Company also has certain exposures to changes in equity prices in its equity indexed annuities and Separate Accounts liabilities; this risk is transferred to ALIC in accordance with the reinsurance agreements.

CORPORATE OVERSIGHT

     The Company administers and oversees the investment risk management processes primarily through its Board of Directors and the Credit and Risk Management Committee ("CRMC"). The Board of Directors provides executive oversight of investment activities. The CRMC is a senior investment management committee consisting of the Chief Investment Officer, the Investment Risk Manager, and other investment officers who are responsible for the day-to-day management of investment risk. The CRMC meets at least monthly to provide detailed oversight of investment risk, including market risk.

     The Company has investment guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities. In addition, the Company has a specific Board of Directors-approved investment policy delineating the investment limits and strategies that are appropriate for the Company's liquidity, surplus, product and regulatory requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     The day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by the investment policy. The Company has implemented a comprehensive daily measurement process, administered by the Investment Risk Manager, for monitoring compliance with limits established by the investment policy.

INTEREST RATE RISK

     Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates, as the Company invests substantial funds in interest-sensitive assets.

     One of the measures used to quantify this exposure is duration. Duration measures the sensitivity of the fair value of assets to changes in interest rates. For example, if interest rates increase by 1%, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2002 and 2001, the Company's asset duration was approximately 4.3.

     To calculate duration, the Company projects asset cash flows and discounts them to a net present value basis using a risk-free market rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative levels of interest rates, and determining the percentage change in fair value from the base case. The projections include assumptions (based upon historical market experience and Company specific experience) reflecting the impact of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, and municipal and corporate obligations.

     Based upon the information and assumptions the Company uses in its duration calculation and interest rates in effect at December 31, 2002, management estimates that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of its assets identified above by approximately $7.4 million versus $7.0 million at December 31, 2001. The selection of a 100 basis point immediate parallel increase in interest rates should not be construed as a prediction by the Company's management of future market events, but only as an illustration of the potential impact of such an event.

     To the extent that conditions differ from the assumptions used, the Company's duration and rate shock measures could be significantly impacted. Additionally, the Company's calculation assumes that the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the impact of non-parallel changes in the term structure of interest rates and/or large changes in interest rates.

EQUITY PRICE RISK

     Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a mutual fund or stock index.

     At December 31, 2002 and 2001, the Company had Separate Accounts assets totaling $1.16 billion and $1.55 billion, respectively. The Company earns contract charges as a percentage of account values. In the event of an immediate decline of 10% in the account values due to equity market declines, the Company would earn approximately $1.9 million less in annualized fee income at December 31, 2002, which would be ceded to ALIC. This is a decrease from the $2.4 million amount determined at December 31, 2001.

     Generally at the time of purchase, the contractholders of variable annuity contracts receive a guaranteed minimum death benefit ("GMDB") and, for certain contracts, may elect to purchase an enhanced GMDB or guaranteed minimum income benefit ("GMIB"). The Company charges a fee for these guarantees that is generally calculated as a percentage of the account value. Both types of guarantees subject the Company to additional equity risk as the beneficiary or contractholder may receive a benefit for an amount greater than the account value under contractually defined circumstances and terms, which would be ceded to ALIC. GMDBs may be payable upon death, while GMIBs may be payable on or after the ten-year anniversary of the contract if the contractholder elects to receive a defined stream of payments ("annuitize"). All variable annuity contract charges and fees, liabilities and benefits,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

including the GMDBs and GMIBs are ceded to ALIC in accordance with the reinsurance agreement, thereby limiting the Company's equity risk exposure.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

     The Company's capital resources consist of Shareholder's equity. The following table summarizes the Company's capital resources at December 31:

(IN THOUSANDS)                                               2002                2001                2000
                                                        ---------------    ----------------     --------------
Common stock, additional capital paid in and
     retained income                                    $       163,397    $        157,885     $      150,631
Accumulated other comprehensive income                            9,521               4,433              2,800
                                                        ---------------    ----------------     --------------
     Total shareholder's equity                         $       172,918    $        162,318     $      153,431
                                                        ===============    ================     ==============

SHAREHOLDER'S EQUITY

     Shareholder's equity increased $10.6 million during the year ended December 31, 2002 when compared to December 31, 2001, due to Net income of $5.5 million and an increase in Unrealized net capital gains resulting in other comprehensive income of $5.1 million. Shareholder's equity increased during 2001 as well as 2000, due to Net income of $7.3 million in both years and an increase in Unrealized net capital gains of $1.6 million and $3.6 million, respectively.

FINANCIAL RATINGS AND STRENGTH

     The Company shares the insurance financial strength ratings of its parent, ALIC, because all business is reinsured to ALIC. The Company's insurance financial strength was rated Aa2, AA+, and A+(r) by Moody's, Standard & Poor's and A.M. Best, respectively, at December 31, 2002.

     None of these ratings were changed during 2002. The Company's and ALIC's insurance financial strength ratings have remained at the same consistently high levels for the last five years (Aa2 "excellent" by Moody's, AA and AA+ "very strong" by Standard & Poor's and A+ "superior" by A.M. Best). On a relative basis, these rating positions have improved in light of the significant volume of rating downgrades of other companies in the industry during 2002. Since February 2002, Standard & Poor's rating outlook for ALIC and its rated subsidiaries and affiliates, including the Company, has been "negative". In November 2002, Standard & Poor's reaffirmed the AA+ rating of the Company and ALIC, but left the outlook unchanged. In January 2003, A.M. Best Company newly assigned a "positive" rating outlook for the Company and ALIC.

     The Company's ratings are influenced by many factors including operating and financial performance, asset quality, asset/liability management, overall portfolio mix, the amount of financial leverage (i.e., debt), exposure to risks, as well as the current level of operating leverage.

     The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The standard is based on a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula establishes capital requirements relating to insurance, business, asset and interest rate risks. At December 31, 2002, RBC for the Company was significantly above levels that would require regulatory actions.

     The NAIC has also developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or actions from insurance regulatory authorities. The NAIC analyzes data provided by insurance companies using prescribed financial data ratios each with defined "usual ranges." Generally, regulators will begin to monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

reduce the amount of insurance it can issue. The Company is currently not under regulatory scrutiny based on these ratios.

LIQUIDITY

The principal, potential sources of funds for the Company include the following activities:

     Premiums and deposits
     Reinsurance recoveries
     Receipts of principal, interest and dividends on investments
     Sales of investments
     Intercompany loans
     Capital contributions from ALIC

The principal, potential uses of funds for the Company include the following activities:

     Payment of contract benefits, maturities, surrenders and withdrawals Reinsurance cessions and payments
     Operating costs and expenses
     Purchase of investments
     Repayment of intercompany loans
     Dividends to ALIC

     Under the terms of reinsurance agreements, all premiums and deposits, excluding those relating to variable contracts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. Payments of contractholder claims, benefits (including GMDBs and GMIBs), contract maturities, contract surrenders and withdrawals and certain operating costs (excluding investment-related expenses), are also reimbursed by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those obligations under the reinsurance program.

     The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without the prior approval of the state insurance regulator is limited by Arizona law to formula amounts based on statutory surplus and statutory net gain from operations, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that the Company can distribute during 2003 without prior approval of the Arizona Department of Insurance is $6.9 million.

     The Company has entered into an intercompany loan agreement with the Corporation. The amount of funds available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. No amounts were outstanding for the intercompany loan agreement at December 31, 2002 or 2001, respectively. The Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

REGULATIONS AND LEGAL PROCEEDINGS

     The Company is subject to changing social, economic and regulatory conditions. State and federal regulatory initiatives and proceedings have varied and have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, to change tax laws affecting the taxation of insurance companies and the tax treatment of insurance products which may impact the relative desirability of various personal investment products and to expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

     Various legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the potential target of an increasing number of class action lawsuits and other types of litigation, some of which involve claims for

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

substantial and/or indeterminate amounts (including punitive and treble damages) and the outcomes of which are unpredictable. This litigation is based on a variety of issues including insurance and claim settlement practices. However, at this time, based on their present status and the existence of the reinsurance agreement with ALIC, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

STATE INSURANCE REGULATION

     State insurance authorities have broad administrative powers with respect to all aspects of the life insurance business including:

-    Licensing to transact business
-    Licensing agents
-    Admittance of assets to support statutory surplus
-    Approving policy forms
-    Regulating unfair trade and claims practices
-    Establishing reserve requirements and solvency standards
- Regulating the type, amounts and valuations of investments permitted and other matters

     State insurance laws require the Company to file statutory-basis financial statements with insurance departments in all states in which the Company does business. The operations of the Company and the accounts are subject to examination by those departments at any time. The Company prepares statutory-basis financial statements in accordance with accounting practices and procedures prescribed or permitted by the State of Arizona.

     State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC.

MARKET CONDUCT REGULATION

     State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to customers, illustrations, advertising, sales practices and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations.

FEDERAL REGULATION AND SECURITIES OPERATIONS

     The Company's variable annuity and variable life insurance products generally are considered securities within the meaning of federal and state securities laws and are registered under the Securities Act of 1933 and are subject to regulation by the SEC, the National Association of Securities Dealers ("NASD") and state securities regulations. The Company's Separate Accounts are registered as investment companies under the Investment Company Act of 1940.

GUARANTY FUNDS

     Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to contractholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in a particular state. The Company's expenses related to these funds are immaterial and are ceded to ALIC under reinsurance agreements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

NEW ACCOUNTING STANDARD

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and other Intangible Assets", which eliminates the requirement to amortize goodwill, and requires that goodwill and separately identified intangible assets with indefinite lives be evaluated for impairment on an annual basis (or more frequently if impairment indicators arise) on a fair value basis. The Company adopted SFAS No. 142 effective January 1, 2002. The non-amortization provisions of SFAS No. 142 did not have a material impact on the Company. The Company has analyzed the unamortized goodwill balance as of December 31, 2002 for impairment using the fair value impairment approach prescribed by SFAS No. 142 and has determined that the balance is fully recoverable.

PENDING ACCOUNTING STANDARDS

     On July 31, 2002, the American Institute of Certified Public Accountants issued an exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The accounting guidance contained in the proposed SOP applies to several of the Company's products and product features. The proposed effective date of the SOP is for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. If adopted early, the provisions of the SOP must be applied as of the beginning of the fiscal year. Accordingly, if the SOP were adopted during an interim period of 2003, prior interim periods would be restated. A provision of the proposed SOP requires the establishment of a liability in addition to the account balance for contracts and contract features that provide guaranteed death or other insurance benefits. The finalized SOP may also require a liability for guaranteed income benefits. These liabilities are not currently recognized by the Company, and their establishment may have a material impact on the amounts ceded to and reinsurance recoverable from ALIC depending on the market conditions at the time of adoption, but are not expected to have a material impact on the Company's Statements of Financial Position.

     The FASB has exposed guidance that addresses the accounting for certain modified coinsurance agreements. The guidance has been exposed as FASB Interpretation of Statement 133 Implementation Issue No. B36, "Embedded
Derivatives: Bifurcation of a Debt Instrument That Incorporates Both Interest Rate Risk and Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of That Instrument." The proposed guidance requires recognizing an embedded derivative in certain reinsurance agreements when certain conditions are met. The initial impact of adopting the proposed guidance would be recorded as a cumulative adjustment to Net Income in the first fiscal quarter beginning after June 15, 2003. The provisions of the proposed guidance, as currently drafted and interpreted, would not have a material impact on the Company's reinsurance balances that would be subject to the proposed guidance. Accordingly, the potential impact of recognizing embedded derivatives pursuant to the requirements of the proposed guidance is expected to be immaterial to both the Company's Statements of Financial Position and Statements of Operations and Comprehensive Income.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     This document contains "forward-looking statements" that anticipate results based on management's estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

     These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "expects," "will," "anticipates," "estimates," "intends," "believes," "likely," and other words with similar meanings. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Management believes that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. In addition to the normal risks of business, the Company is subject to significant risk and uncertainties, including those listed below which apply to it as an insurance business and a provider of other financial services.

- The Corporation is continuing to examine the potential exposure of its operations to acts of terrorism and to evaluate methods of addressing this exposure in the best interests of the shareholders, contractholders, the lending community and regulators. In the event that a terrorist act occurs, the Corporation may be adversely impacted, depending on the nature of the event. The Corporation is also evaluating the impact of the federal Terrorism Risk Insurance Act of 2002 (the "Act") on the nature, availability and affordability of commercial insurance coverage for terrorism and the consequent impact on the Company's investments portfolio, particularly in sectors such as airlines and real estate. The Act established a temporary federal program providing for a system of shared public and private compensation for certain insured commercial property and casualty losses resulting from acts of terrorism, as defined by the Act.

- Changes in market interest rates can have adverse effects on the Company's investment portfolio and investment income. Increasing market interest rates have an adverse impact on the value of the investment portfolio, for example, by decreasing the fair values of fixed income securities. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and from maturities, calls and prepayments of investments into new investments that could yield less than the portfolio's average rate.

- A declining market could negatively impact the credit quality of the Company's investment portfolio as adverse equity markets also affect issuers of securities held by the Company. Declines in the quality of the portfolio could cause additional realized losses on securities.

- Changes in interest rates could also reduce the profitability of the Company's spread-based products, particularly interest-sensitive life insurance and investment products, as the difference between the amount that the Company is required to pay on such products and the rate of return earned on the related investments could be reduced. Changes in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive if competitive investment margins are not maintained, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products. The Company's products generally have the flexibility to adjust crediting rates to reflect higher or lower investment returns. However, this flexibility is limited by contractual minimum crediting rates. Additionally, unanticipated surrenders could cause acceleration of amortization of deferred policy acquisition costs ("DAC") or impact the recoverability of DAC and thereby increase expenses ceded to ALIC and reduce current period profitability of ALIC. ALIC seeks to limit its exposure to this risk by regularly monitoring DAC recoverability. In addition, the Company offers a diverse group of products, periodically reviews and revises crediting rates and provides for surrender charges in the event of early withdrawal.

- The Company amortizes DAC related to interest-sensitive life insurance, variable annuities and investment contracts in proportion to estimated future gross profits ("EGP") over the estimated lives of the contracts. Periodically, the Company updates the assumptions underlying EGP, which include margins from mortality, including guaranteed minimum death and income benefits, investment margin, including realized capital gains and losses, contract administration, surrender and other contract charges, less maintenance expenses, in order to reflect actual and expected experience and its potential impact to the valuation of DAC. Updates to these assumptions could result in adjustment to the cumulative amortization of DAC ceded to ALIC. For example, reduced EGP resulting from declines in contract charges assessed against declining Separate Accounts' balances resulting from poor equity market performance, could result in accelerated amortization of DAC. An adjustment, if any, may have a material effect on the results of operations ceded to ALIC.

- The impact of decreasing Separate Accounts balances resulting from volatile equity market conditions, underlying fund performance and the performance of distributors could cause contract charges earned by the Company and ceded to ALIC to decrease and lead to an increase in exposure of the Company to pay GMDBs and GMIBs. Poor fund performance could also result in higher partial withdrawals of account value, which, for some contracts, do not reduce the GMDB in a proportional amount. In addition, it is possible that the assumptions and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     projections used by the Company in establishing prices for the GMDBs and GMIBs, particularly assumptions and projections about investment performance, do not accurately anticipate the level of costs the Company will ultimately incur and cede to ALIC in providing those benefits, resulting in adverse mortality margin trends that may have a material effect on ALIC's results of operations. These factors may result in accelerated DAC amortization ceded to ALIC and require increases in statutory reserves which reduce ALIC's statutory capital and surplus.

- Conditions in the U.S. and international stock markets can have an impact on the Company's variable annuity sales. In general, sales of variable annuities increase when the stock markets are rising over an extended period of time and decrease when stock markets are falling over an extended period of time.

- In order to manage interest rate risk, from time to time the Company manages the effective duration of assets in the investment portfolio. Adjustments made to modify durations may have an impact on the value of the investment portfolio and on investment income.

- Management believes the reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not be made until well into the future. Reserves are based on many assumptions and estimates, including estimated premiums to be received over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of contract benefits to be paid and the investment returns on the assets purchased with the premiums received. The Company periodically reviews and revises its estimates. If future experience differs from assumptions, it may have a material impact on the results of operations ceded to ALIC.

- State and federal laws and regulations affect the taxation of insurance companies and life insurance and annuity products. From time to time, Congress has considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the federal income tax treatment of some insurance products offered by the Company, including the favorable policyholder tax treatment currently applicable to deferred and payout annuities, and life insurance, including interest-sensitive life insurance. Such proposals have included legislation relating to the deferral of taxation on the accretion of value within certain annuities and life insurance products. Recent proposals to eliminate the double taxation of dividends and to permit the establishment of tax-free lifetime savings and retirement savings accounts could substantially reduce the tax-advantaged nature of many insurance products. If such proposals were to be adopted, they could have a material adverse effect on the Company's financial position or the Company's ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, recent changes in the federal estate tax laws have negatively affected the demand for the types of life insurance used in estate planning.

- The Company distributes its products under agreements with other members of the financial services industry that are not affiliated with the Company. Termination of one or more of these agreements due to, for example, changes in control of any of these entities, could have a detrimental effect on the Company's sales. This risk may be exacerbated due to the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminated many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

- The Company is affiliated with various entities registered under the federal securities laws as broker-dealers, investment advisers and/or investment companies. These entities are subject to the regulatory jurisdiction of the SEC, the NASD and/or, in some cases, state securities administrators. The laws regulating the securities products and activities of the Company are complex, numerous and subject to change. As with any highly regulated industry, there is some degree of risk of regulatory non-compliance; however ALIC has in place various legal and compliance personnel, procedures and systems designed to reasonably assure compliance with these requirements.

- While positive operating cash flows are expected to continue to meet the Corporation's liquidity requirements, the Corporation's liquidity could be constrained by a catastrophe, or multiple catastrophes, which result in extraordinary losses, a downgrade of the Corporation's long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade of AIC's insurance financial strength rating from Aa2, AA and A+ (from Moody's,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/B+, or a downgrade in ALIC's or the Company's insurance financial strength rating from Aa2, AA+ and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. In the event of a downgrade of the Corporation's or AIC's rating, ALIC and its subsidiaries including the Company, could also experience a similar downgrade.

- The events of September 11, 2001, and the resulting disruption in the financial markets revealed weaknesses in the physical and operational infrastructure that underlies the U.S. and worldwide financial systems. Those weaknesses did not impair the Company's liquidity in the wake of September 11, 2001. However, if an event of similar or greater magnitude occurred in the future and if the weaknesses in the physical and operational infrastructure of the U.S. and worldwide financial systems are not remedied, the Company could encounter significant difficulties in transferring funds, buying and selling securities and engaging in other financial transactions that support its liquidity.

- Insurance financial strength ratings are an important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change a company's ratings due to, for example, a decline in the value of a company's investment portfolio or increased liabilities for variable contracts due to additional GMDB and GMIB exposure resulting from market declines. A multiple level downgrade of the Corporation, AIC, ALIC or the Company, while not expected, could have a material adverse affect on the Company's sales, including the competitiveness of the Company's product offerings, its ability to market products, and its financial condition and results of operations ceded to ALIC. Also, the rating agencies have a variety of policies and practices regarding the relationships among ratings of affiliated entities. As such, the ratings of the Company or ALIC could be affected by changes in ratings of AIC and/or the Corporation.

- State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures generally require the Company to maintain insurance financial strength ratings. These restrictions affect the Company's ability to pay shareholder dividends to ALIC and to use its capital in other ways.

- An exposure draft SOP entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" applies to several of the Company's products and product features. A provision requires the establishment of a liability in addition to the account balance for contracts and contract features that provide guaranteed death or other insurance benefits. The Company does not currently hold liabilities for GMDB features covered by the SOP or GMIBs. If the SOP is adopted, the Company's establishment of these liabilities could have a material impact on the amounts ceded to and reinsurance recoverable from ALIC depending on the market conditions at the time of adoption.

- In recent years the state insurance regulatory framework has come under increased federal scrutiny and legislation that would provide for optional federal chartering of insurance companies has been introduced in Congress. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. The Company cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on the Company.

- The Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms under one holding company. Until passage of the Gramm-Leach-Bliley Act of 1999, the Glass Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act of 1999, bank holding companies may acquire insurers and insurance holding companies may acquire banks. In addition, grandfathered unitary thrift holding companies, including the Corporation, may engage in activities that are not financial in nature. The ability of banks to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     affiliate with insurers may materially adversely affect all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors.

- Like other members of the insurance industry, the Company is the potential target of an increasing number of class action lawsuits and other types of litigation, some of which involve claims for substantial and/or indeterminate amounts (including punitive and treble damages) and the outcomes of which are unpredictable. GAAP prescribes when the Company has a contingent liability and may reserve for particular risks, including litigation exposures. Therefore, results ceded to ALIC for a given period could be significantly adversely affected when a reserve is established for litigation.

- The design of any system of controls and procedures, including internal controls and disclosure controls and procedures, is based in part upon assumptions about the likelihood of future events. Therefore, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

- The impact of The Sarbanes-Oxley Act of 2002 on the business of the Company is being evaluated but cannot be completely determined at this time.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The pertinent provisions of Management's Discussion and Analysis of Financial Condition and Results of Operations are herein incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements filed with this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No disclosure required by this Item.

PART III

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of the filing of this report and under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures with respect to its annual reports on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K to be filed with the SEC. Based upon that evaluation, the principal executive officer and the principal financial officer concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's annual reports on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K. "Disclosure controls and procedures" are those controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. They include controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under that Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     In addition, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of This Report

     1. Financial Statements. The Registrant's financial statements, for the years ended December 31, 2002, 2001 and 2000, together with the Independent Auditors' Report are set forth on pages F-1 to F-17 of this report.

     2. Financial Statement Schedules. The following are included in Part IV of this report:

     Schedule IV - Reinsurance page F-18

     All other schedules have been omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

     3. Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" in Item 15(c).

     (b) Reports On Form 8-K

     No reports on Form 8-K were filed for the quarter ended December 31, 2002.

     (c) Exhibits

     Exhibit No.    Description
     -----------    -----------
     3(i)(A)        Articles of Amendment to the Amended and Restated Articles
                    of Incorporation and Articles of Redomestication of
                    Glenbrook Life and Annuity Company dated October 20, 1999.
                    Incorporated herein by reference to Exhibit 3(i)(A) to
                    Glenbrook Life and Annuity Company's Report on Form 10-Q
                    for the quarter ended March 31, 2002.

     3(i)(B) Amended and Restated Articles of Incorporation and Articles of Redomestication of Glenbrook Life and Annuity Company.
                    Incorporated herein by reference to Exhibit 3(i) to Glenbrook Life and Annuity Company's Annual Report on Form
                    10-K for 1998.

     3(ii)          Amended and Restated Bylaws of Glenbrook Life and Annuity
                    Company. Incorporated herein by reference to Exhibit 3(ii) to Glenbrook Life and Annuity Company's Annual Report on
                    Form 10-K for 1998.

     10.1           Service and Expense Agreement among Allstate Insurance
                    Company and The Allstate Corporation and Certain Insurance
                    Subsidiaries dated January 1, 1999. Incorporated herein by reference to Exhibit 10.2 to Northbrook Life Insurance
                    Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

     10.2           Investment Management Agreement and Amendment to Certain
                    Service and Expense Agreements Among Allstate Investments,
                    LLC and Allstate Insurance Company and The Allstate
                    Corporation and Certain Affiliates effective as of January
                    1, 2002. Incorporated herein by reference to Exhibit 10.3 to Northbrook Life Insurance Company's Quarterly Report on Form
                    10-Q for the quarter ended March 31, 2002.

     10.3           Tax Sharing Agreement dated as November 12, 1996 among The
                    Allstate Corporation and certain affiliates. Incorporated herein by reference to Exhibit 10.4 to Northbrook Life
                    Insurance Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

     10.4           Underwriting Agreement for "Provider" Variable Annuity
                    Contracts between Glenbrook Life and Annuity Company and
                    ALFS, Inc. effective January 1, 1997. Incorporated herein by reference to Exhibit 10.1 to Glenbrook Life and Annuity
                    Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

     10.5           Underwriting Agreement for "Provider" Variable Life
                    Insurance between Glenbrook Life and Annuity Company and
                    ALFS, Inc. effective January 1, 1997. Incorporated herein by reference to Exhibit 10.2 to Glenbrook Life and Annuity
                    Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

     10.6           Coinsurance Agreement between Glenbrook Life and Annuity
                    Company and Allstate Life Insurance Company effective
                    December 31, 2001.

     10.7           Modified Coinsurance Agreement between Glenbrook Life and
                    Annuity Company and Allstate Life Insurance Company effective December 31, 2001.

     23             Independent Auditors' Consent

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GLENBROOK LIFE AND ANNUITY COMPANY
                                        (Registrant)

      March 24, 2003                    /s/ Samuel H. Pilch
                                        -------------------
                                        By: Samuel H. Pilch
                                        -------------------
                                        (chief accounting officer and duly
                                        authorized officer of the registrant)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                               DATE
---------                    -----                               ----

/s/ Casey J. Sylla           President, Chief Executive          March 24, 2003
------------------           Officer and a Director
Casey J. Sylla               (Principal Executive Officer)

/s/ Steven E. Shebik         Vice President, Chief Financial     March 24, 2003
--------------------         Officer and a Director
Steven E. Shebik             (Principal Financial Officer)

/s/ Margaret G. Dyer         Director                            March 19, 2003
--------------------
Margaret G. Dyer

/s/ Marla G. Friedman        Director                            March 19, 2003
---------------------
Marla G. Friedman

/s/ John C. Lounds           Director                            March 19, 2003
------------------
John C. Lounds

/s/ J. Kevin McCarthy        Director                            March 19, 2003
---------------------
J. Kevin McCarthy

/s/ Michael J. Velotta       Director                            March 19, 2003
----------------------
Michael J. Velotta

CERTIFICATIONS

I, Casey J. Sylla, certify that:

1. I have reviewed this annual report on Form 10-K of Glenbrook Life and Annuity Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

                                                   /s/ Casey J. Sylla
                                                   ------------------
                                                   Casey J. Sylla
                                                   President and
                                                   Chief Executive Officer

I, Steven E. Shebik, certify that:

1. I have reviewed this annual report on Form 10-K of Glenbrook Life and Annuity Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

                                                   /s/ Steven E. Shebik
                                                   --------------------
                                                   Steven E. Shebik
                                                   Vice President and
                                                   Chief Financial Officer

                                 CERTIFICATIONS
                 PURSUANT TO 18 UNITED STATES CODE Section 1350

     Each of the undersigned hereby certifies that to his knowledge the annual report on Form 10-K for the fiscal year ended December 31, 2002 of Glenbrook Life and Annuity Company (the "Company") filed with the Securities and Exchange Commission fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification accompanies this annual report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Date:  March 24, 2003

                                      /s/  Casey J. Sylla
                                      -------------------
                                      Casey J. Sylla
                                      President and Chief Executive Officer

                                      /s/  Steven E. Shebik
                                      ---------------------
                                      Steven E. Shebik
                                      Vice President and Chief Financial Officer

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
        PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
          PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934

     All of the outstanding common stock of the Company is owned by ALIC. The Company has not provided any of the following items to security holders:

         (1) annual reports to security holders covering the registrant's last fiscal year; or
         (2) proxy statements, forms of proxy or other proxy soliciting materials.

                              FINANCIAL STATEMENTS

                                      INDEX

Financial Statements                                                                                Page
--------------------                                                                                ----
   Independent Auditors' Report                                                                      F-1

   Statements of Operations and Comprehensive Income for the Years Ended
     December 31, 2002, 2001 and 2000                                                                F-2

   Statements of Financial Position as of December 31, 2002 and 2001                                 F-3

   Statements of Shareholder's Equity for the Years Ended December 31, 2002, 2001
     and 2000                                                                                        F-4

   Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000                     F-5

   Notes to Financial Statements                                                                     F-6

   Schedule IV - Reinsurance for the Years Ended December 31, 2002, 2001 and 2000                   F-18

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
GLENBROOK LIFE AND ANNUITY COMPANY:

We have audited the accompanying Statements of Financial Position of Glenbrook Life and Annuity Company (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2002 and 2001, and the related Statements of Operations and Comprehensive Income, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 2002. Our audits also included Schedule IV - Reinsurance. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Schedule IV - Reinsurance, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP

Chicago, Illinois
February 5, 2003

                       GLENBROOK LIFE AND ANNUITY COMPANY
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                    YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------
(IN THOUSANDS)                                                 2002          2001          2000
                                                            ----------    ----------    -----------
REVENUES
Net investment income                                       $   10,335    $   10,715    $    10,808
Realized capital gains and losses                               (1,984)          435            419
                                                            ----------    ----------    -----------

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE                 8,351        11,150         11,227
Income tax expense                                               2,839         3,896          3,925
                                                            ----------    ----------    -----------

NET INCOME                                                       5,512         7,254          7,302
                                                            ----------    ----------    -----------

OTHER COMPREHENSIVE INCOME, AFTER-TAX
Change in unrealized net capital gains and losses                5,088         1,633          3,603
                                                            ----------    ----------    -----------

COMPREHENSIVE INCOME                                        $   10,600    $    8,887    $    10,905
                                                            ==========    ==========    ===========

                       See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                        STATEMENTS OF FINANCIAL POSITION

                                                                                              DECEMBER 31,
                                                                                      ---------------------------

                                                                                          2002           2001
                                                                                      ------------    -----------
(IN THOUSANDS, EXCEPT PAR VALUE DATA)

ASSETS
Investments
   Fixed income securities, at fair value (amortized cost $158,963 and $154,154)      $    173,611    $   160,974
   Short-term                                                                                2,778          6,592
                                                                                      ------------    -----------
      Total investments                                                                    176,389        167,566

Cash                                                                                         1,235              -
Reinsurance recoverable from Allstate Life Insurance Company, net                        6,203,516      5,378,036
Other assets                                                                                 3,388          3,404
Current income taxes receivable                                                                 20              -
Receivable from affiliates, net                                                              5,680              -
Separate Accounts                                                                        1,155,112      1,547,953
                                                                                      ------------    -----------
        TOTAL ASSETS                                                                  $  7,545,340    $ 7,096,959
                                                                                      ============    ===========
LIABILITIES
Contractholder funds                                                                  $  6,195,649    $ 5,370,475
Reserve for life-contingent contract benefits                                                7,867          7,561
Current income taxes payable                                                                     -          3,844
Deferred income taxes                                                                        4,629          2,610
Other liabilities and accrued expenses                                                       9,165              -
Payable to affiliates, net                                                                       -          2,198
Separate Accounts                                                                        1,155,112      1,547,953
                                                                                      ------------    -----------
        TOTAL LIABILITIES                                                                7,372,422      6,934,641
                                                                                      ------------    -----------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 8)

SHAREHOLDER'S EQUITY
Common stock, $500 par value, 10,000 shares authorized, 5,000 shares issued and
   outstanding                                                                               2,500           2,500
Additional capital paid-in                                                                 119,241         119,241
Retained income                                                                             41,656          36,144
Accumulated other comprehensive income:
   Unrealized net capital gains and losses                                                   9,521           4,433
                                                                                      ------------     -----------
        Total accumulated other comprehensive income                                         9,521           4,433
                                                                                      ------------     -----------
        TOTAL SHAREHOLDER'S EQUITY                                                         172,918         162,318
                                                                                      ------------     -----------
        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                    $  7,545,340     $ 7,096,959
                                                                                      ============     ===========

                       See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                                YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------------
(IN THOUSANDS)                                                            2002          2001           2000
                                                                      ------------  ------------    -----------
COMMON STOCK                                                          $      2,500         2,500    $     2,500
                                                                      ------------  ------------    -----------

ADDITIONAL CAPITAL PAID-IN                                                 119,241       119,241        119,241
                                                                      ------------  ------------    -----------

RETAINED INCOME
Balance, beginning of year                                                  36,144        28,890         21,588
Net income                                                                   5,512         7,254          7,302
                                                                      ------------  ------------    -----------
Balance, end of year                                                        41,656        36,144         28,890
                                                                      ------------  ------------    -----------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Balance, beginning of year                                                   4,433         2,800           (803)
Change in unrealized net capital gains and losses                            5,088         1,633          3,603
                                                                      ------------  ------------    -----------
Balance, end of year                                                         9,521         4,433          2,800
                                                                      ------------  ------------    -----------

TOTAL SHAREHOLDER'S EQUITY                                            $    172,918  $    162,318    $   153,431
                                                                      ============  ============    ===========

                       See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------
(IN THOUSANDS)                                                              2002          2001          2000
                                                                        -----------    ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $     5,512    $   7,254    $     7,302
Adjustments to reconcile net income to net cash provided by
      operating activities:
          Amortization and other non-cash items                                  (6)         (77)          (468)
          Realized capital gains and losses                                   1,984         (435)          (419)
          Changes in:
             Income taxes                                                    (4,585)           4          1,563
             Receivable/payable to affiliates, net                           (7,878)      (2,903)           979
             Other operating assets and liabilities                           9,181       (1,491)          (725)
                                                                        -----------    ---------    -----------
                Net cash provided by operating activities                     4,208        2,352          8,232
                                                                        -----------    ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
          Proceeds from sales                                                 4,885       14,535         20,682
          Investment collections                                             18,720        9,553          3,163
          Investments purchases                                             (30,392)     (36,433)       (68,967)
Change in short-term investments, net                                         3,814       (3,507)        50,381
                                                                        -----------    ---------    -----------
                Net cash (used in) provided by investing activities          (2,973)     (15,852)         5,259
                                                                        -----------    ---------    -----------

NET INCREASE (DECREASE) IN CASH                                               1,235      (13,500)        13,491
CASH AT BEGINNING OF YEAR                                                         -       13,500              9
                                                                        -----------    ---------    -----------
CASH AT END OF YEAR                                                     $     1,235    $       -    $    13,500
                                                                        ===========    =========    ===========

                       See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS

1.   GENERAL

BASIS OF PRESENTATION

     The accompanying financial statements include the accounts of Glenbrook Life and Annuity Company ("Glenbrook Life" or the "Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").

     To conform with the 2002 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

NATURE OF OPERATIONS

     Glenbrook Life, a single segment entity, markets a diversified group of products to meet customers' lifetime needs in the areas of financial protection and retirement solutions through financial services firms. These products include interest-sensitive life insurance, including single premium life insurance and variable life insurance; fixed annuities including market value adjusted annuities and equity-indexed annuities; and variable annuities. ALFS, Inc. ("ALFS") is the principal underwriter for certain Glenbrook Life products, such as variable annuities, variable life insurance and market value adjusted annuities. ALFS is a wholly owned subsidiary of ALIC and a registered broker-dealer under the Securities Exchange Act of 1934.

     The Company is authorized to sell life insurance and annuity products in all states except New York, as well as in the District of Columbia and Puerto Rico. The top geographic locations for premiums and deposits for the Company were California, Texas, Pennsylvania, Florida, Illinois, New Jersey, and Michigan for the year ended December 31, 2002. No other jurisdiction accounted for more than 5% of premiums and deposits. All premiums and deposits are ceded to ALIC under reinsurance agreements.

     The Company monitors economic and regulatory developments that have the potential to impact its business. Federal legislation has allowed banks and other financial organizations to have greater participation in the securities and insurance businesses. This legislation may present an increased level of competition for sales of the Company's products. Furthermore, state and federal laws and regulations affect the taxation of insurance companies and life insurance and annuity products. From time to time, Congress has considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the federal income tax treatment of some insurance products offered by the Company, including favorable policyholder tax treatment currently applicable to deferred annuities and life insurance, including interest-sensitive life insurance. Recent proposals to eliminate the double taxation of dividends and to permit the establishment of tax-free lifetime savings and retirement savings accounts could substantially reduce the tax-advantaged nature of many insurance products. If such proposals were to be adopted, they could have a material adverse effect on the Company's financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, recent changes in the federal estate tax laws have negatively affected the demand for the types of life insurance used in estate planning.

     Although the Company currently benefits from agreements with financial services entities that market and distribute its products, change in control or other factors affecting these non-affiliated entities with which the Company has distribution agreements could negatively impact the Company's sales.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

     Fixed income securities include bonds, asset-backed and mortgage-backed securities. All fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The fair value of publicly traded fixed income securities is based on independent market quotations. The fair value of non-publicly traded securities, primarily privately placed corporate obligations, is based on either widely accepted pricing valuation models which utilize internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs or independent third party pricing sources. The valuation models use indicative information such as ratings, industry, coupon and maturity along with related third party data and publicly traded bond prices to determine security specific spreads. These spreads are then adjusted for illiquidity based on historical analysis and broker surveys. The difference between amortized cost and fair value, net of

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS

deferred income taxes, is reflected as a component of Accumulated other comprehensive income. Short-term investments are carried at cost or amortized cost, which approximates fair value.

     Investment income consists primarily of interest. Interest is recognized on an accrual basis. Interest income on mortgage-backed and asset-backed securities is determined using the effective yield method, based on estimated principal repayments. Accrual of income is suspended for fixed income securities that are in default or when the receipt of interest payments is in doubt.

     Realized capital gains and losses are determined on a specific identification basis. They include gains and losses on security dispositions and write-downs in value due to other than temporary declines in fair value.

     The Company writes down to fair value any fixed income security that is classified as other than temporarily impaired in the period the security is deemed to be other than temporarily impaired. Inherent in the Company's evaluation of a particular security are assumptions and estimates about the operations of the issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the recoverability of principal and interest; 3) the duration and extent to which the fair value has been less than amortized cost for fixed income securities; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect access to liquidity.

RECOGNITION OF INSURANCE REVENUE AND RELATED BENEFITS AND INTEREST CREDITED

     Payout annuities with life contingencies provide insurance protection over a period that extends beyond the period during which premiums are collected. Gross premiums in excess of the net premium on payout annuities with life contingencies are deferred and recognized over the contract period. Contract benefits are recognized in relation to such revenues so as to result in the recognition of profits over the life of the contract.

     Interest-sensitive life insurance contracts are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and any amounts assessed against the contractholder account balance. Premiums from these contracts are reported as deposits to Contractholder funds. Contract charges consist of fees assessed against the contractholder account balance for cost of insurance (mortality risk), contract administration and early surrender. These revenues are recognized when levied against the contractholder account balance. Contract benefits include life-contingent benefit payments in excess of the contractholder account balance.

     Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, market value adjusted annuities, equity-indexed annuities and payout annuities without life contingencies are considered investment contracts. Deposits received for such contracts are reported as additions to Contractholder funds. Contract charges for investment contracts consist of fees assessed against the contractholder account balance for contract administration and early surrender. These revenues are recognized when levied against the contractholder account balance.

     Interest credited to contractholder funds represents interest accrued or paid for interest-sensitive life insurance contracts and investment contracts. Crediting rates for fixed rate annuities and interest-sensitive life insurance contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed rates. Crediting rates for indexed annuities are based on an interest rate index, such as LIBOR or an equity index, such as the S&P 500.

     Separate Accounts products include variable annuities and variable life insurance. The assets supporting these products are legally segregated and available only to settle Separate Accounts contract obligations. Deposits received are reported as Separate Accounts liabilities. Contract charges for these products consist of fees assessed against the Separate Accounts account values for contract maintenance, administration, mortality, expense and

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS

early surrender. Contract benefits incurred include guaranteed minimum death benefits paid on variable annuity contracts.

REINSURANCE RECOVERABLE

     The Company has reinsurance agreements whereby substantially all contract charges, contract benefits, interest credited to contractholder funds and certain expenses are ceded to ALIC (see Note 3). These amounts are reflected net of such reinsurance in the Statements of Operations and Comprehensive Income. Reinsurance recoverable and the related Reserve for life-contingent contract benefits and Contractholder funds are reported separately in the Statements of Financial Position. The Company continues to have primary liability as the direct insurer for risks reinsured.

     Investment income earned on the assets which support Contractholder funds and the Reserve for life-contingent contract benefits is not included in the Company's financial statements as those assets are owned and managed by ALIC under terms of reinsurance agreements.

INCOME TAXES

     The income tax provision is calculated under the liability method and presented net of reinsurance. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are unrealized capital gains and losses on certain investments and differences in the tax bases of investments. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized.

SEPARATE ACCOUNTS

     The Company issues variable annuities and variable life insurance contracts, the assets and liabilities of which are legally segregated and recorded as assets and liabilities of the Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore are not included in the Company's Statements of Operations and Comprehensive Income. Revenues to the Company from the Separate Accounts consist of contract charges for maintenance and administration services, mortality, early surrender and expenses, which are ceded to ALIC.

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the underlying mutual funds of the Separate Accounts may not meet their stated investment objectives. The risk and associated cost of these contract guarantees are ceded to ALIC in accordance with the reinsurance agreements.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS

     The Reserve for life-contingent contract benefits, which relates to payout annuities with life contingencies, is computed on the basis of long-term actuarial assumptions as to future investment yields, mortality, morbidity, terminations and expenses. These assumptions include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and contract duration. Detailed reserve assumptions and reserve interest rates are outlined in Note 6.

CONTRACTHOLDER FUNDS

     Contractholder funds arise from the issuance of interest-sensitive life insurance policies and investment contracts. Deposits received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, and contract charges for mortality and administrative expenses. Detailed information on crediting rates and surrender and withdrawal provisions on contractholder funds are outlined in
Note 6.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS

USE OF ESTIMATES

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARD

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and other Intangible Assets", which eliminates the requirement to amortize goodwill, and requires that goodwill and separately identified intangible assets with indefinite lives be evaluated for impairment on an annual basis (or more frequently if impairment indicators arise) on a fair value basis. The Company adopted SFAS No. 142 effective January 1, 2002. The non-amortization provisions of SFAS No. 142 did not have a material impact on the Company. The Company has analyzed the unamortized goodwill balance as of December 31, 2002 for impairment using the fair value impairment approach prescribed by SFAS No. 142 and has determined that the balance is fully recoverable.

PENDING ACCOUNTING STANDARDS

     On July 31, 2002, the American Institute of Certified Public Accountants issued an exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The accounting guidance contained in the proposed SOP applies to several of the Company's products and product features. The proposed effective date of the SOP is for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. If adopted early, the provisions of the SOP must be applied as of the beginning of the fiscal year. Accordingly, if the SOP were adopted during an interim period of 2003, prior interim periods would be restated. A provision of the proposed SOP requires the establishment of a liability in addition to the account balance for contracts and contract features that provide guaranteed minimum death benefits or other insurance benefits. The finalized SOP may also require a liability for guaranteed minimum income benefits. These liabilities are not currently recognized by the Company, and their establishment may have a material impact on the amounts ceded to and reinsurance recoverable from ALIC depending on the market conditions at the time of adoption, but are not expected to have a material impact on the Company's Statements of Financial Position.

     The FASB has exposed guidance that addresses the accounting for certain modified coinsurance agreements. The guidance has been exposed as FASB Interpretation of Statement 133 Implementation Issue No. B36, "Embedded
Derivatives: Bifurcation of a Debt Instrument That Incorporates Both Interest Rate Risk and Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of That Instrument." The proposed guidance requires recognizing an embedded derivative in certain reinsurance agreements when certain conditions are met. The initial impact of adopting the proposed guidance would be recorded as a cumulative adjustment to Net Income in the first fiscal quarter beginning after June 15, 2003. The provisions of the proposed guidance, as currently drafted and interpreted, would not have a material impact on the Company's reinsurance balances that would be subject to the proposed guidance. Accordingly, the potential impact of recognizing embedded derivatives pursuant to the requirements of that the proposed guidance is expected to be immaterial to both the Company's Statements of Financial Position and Statements of Operations and Comprehensive Income.

3.   RELATED PARTY TRANSACTIONS

REINSURANCE

     The Company has reinsurance agreements whereby substantially all contract charges, interest credited to contractholder funds, contract benefits and certain expenses are ceded to ALIC and reflected net of such reinsurance in the Statements of Operations and Comprehensive Income. Reinsurance recoverable and the related Reserve for life-contingent contract benefits and Contractholder funds are reported separately in the Statements of Financial Position. The Company continues to have primary liability as the direct insurer for risks reinsured.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     Investment income earned on the assets which support Contractholder funds and the Reserve for life-contingent contract benefits is not included in the Company's financial statements as those assets are owned and managed under terms of reinsurance agreements.

     The following table summarizes amounts that were ceded to ALIC under reinsurance agreements:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------------
(IN THOUSANDS)                                                               2002            2001            2000
                                                                         -----------     -----------     -----------
Contract charges                                                         $    30,368     $    31,771     $    37,965
Interest credited to contractholder funds, contract benefits and
     certain expenses                                                        364,379         384,825         331,220

BUSINESS OPERATIONS

     The Company utilizes services performed by its affiliates, AIC, ALIC and Allstate Investments LLC and business facilities owned or leased, and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation and retirement and other benefit programs, allocated to the Company were $38.8 million, $48.6 million and $48.6 million in 2002, 2001 and 2000, respectively. Of these costs, the Company retains investment related expenses on the invested assets of the Company. All other costs are ceded to ALIC under reinsurance agreements.

INCOME TAXES

     The Company is a party to a federal income tax allocation agreement with the Corporation (Note 9).

DEBT

     The Company has entered into an intercompany loan agreement with the Corporation. The amount of funds available to the Company at a given point in time is dependent upon the debt position of the Corporation. There was no outstanding balance at December 31, 2002 or 2001.

4.   INVESTMENTS

FAIR VALUES

     The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                                                          GROSS UNREALIZED
                                                   AMORTIZED       -------------------------------         FAIR
(IN THOUSANDS)                                       COST              GAINS            LOSSES             VALUE
                                                 -------------     -------------    --------------     -------------
AT DECEMBER 31, 2002
U.S. government and agencies                     $      49,529     $       6,661    $            -     $      56,190
Municipal                                                  412                45                 -               457
Corporate                                               67,717             6,105              (991)           72,831
Asset-backed securities                                 10,079             1,025                 -            11,104
Mortgage-backed securities                              31,226             1,809                (6)           33,029
                                                 -------------    --------------    --------------     -------------
     Total fixed income securities               $     158,963    $       15,645    $         (997)    $     173,611
                                                 =============    ==============    ==============     =============

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS

                                                                         GROSS UNREALIZED
                                                   AMORTIZED      -----------------------------         FAIR
                                                     COST            GAINS            LOSSES            VALUE
                                                 ------------     ------------    -------------    -------------
AT DECEMBER 31, 2001
U.S. government and agencies                     $     44,832    $       2,508    $        (24)    $      47,316
Municipal                                               1,815               20              (3)            1,832
Corporate                                              75,425            3,532            (650)           78,307
Asset-backed securities                                     -                -               -                 -
Mortgage-backed securities                             32,082            1,447             (10)           33,519
                                                 ------------    -------------    -------------    -------------
     Total fixed income securities               $    154,154    $       7,507    $       (687)    $     160,974
                                                 ============    =============    =============    =============

SCHEDULED MATURITIES

     The scheduled maturities for fixed income securities are as follows at December 31, 2002:

                                                                    AMORTIZED            FAIR
(IN THOUSANDS)                                                        COST               VALUE
                                                                 ---------------    ---------------
Due in one year or less                                          $         1,894    $         1,918
Due after one year through five years                                     46,819             50,248
Due after five years through ten years                                    52,682             57,300
Due after ten years                                                       16,263             20,012
                                                                 ---------------    ---------------
                                                                         117,658            129,478
Mortgage and asset-backed securities                                      41,305             44,133
                                                                 ---------------    ---------------
         Total                                                   $       158,963    $       173,611
                                                                 ===============    ===============

     Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment, mortgage and asset-backed securities have not been reflected based on their contractual maturities.

NET INVESTMENT INCOME

                                                                                YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------
(IN THOUSANDS)                                                          2002            2001            2000
                                                                    -------------   -------------   -------------
Fixed income securities                                             $      10,381   $      10,566   $      10,317
Short-term investments                                                        135             409             587
                                                                    -------------   -------------   -------------
         Investment income, before expense                                 10,516          10,975          10,904
         Investment expense                                                   181             260              96
                                                                    -------------   -------------   -------------
         Net investment income                                      $      10,335   $      10,715   $      10,808
                                                                    =============   =============   =============

REALIZED CAPITAL GAINS AND LOSSES, AFTER TAX

     Realized capital gains and losses by security type, for the year ended December 31, are as follows:

(IN THOUSANDS)                                                          2002             2001              2000
                                                                    ------------      ----------       -----------
Fixed income securities                                             $     (1,984)     $      435       $       419
Income taxes                                                                 694            (152)             (147)
                                                                    ------------      ----------       -----------
Realized capital gains and losses, after tax                        $     (1,290)     $      283       $       272
                                                                    ============      ==========       ===========

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     Realized capital gains and losses by transaction type, for the year ended December 31, are as follows:

(IN THOUSANDS)                                                          2002             2001              2000
                                                                    ------------      ----------       -----------
Write-downs in value                                                $     (1,904)     $        -       $         -
Sales - Fixed income securities                                              (80)            435               419
                                                                    ------------      ----------       -----------
    Realized capital gains and losses                                     (1,984)            435               419
    Income taxes                                                             694            (152)             (147)
                                                                    ------------      ----------       -----------
    Realized capital gains and losses, after-tax                    $     (1,290)     $      283       $       272
                                                                    ============      ==========       ===========

     Excluding calls and prepayments, gross gains of $54 thousand, $636 thousand and $807 thousand were realized on sales of fixed income securities during 2002, 2001 and 2000, respectively, and gross losses of $134 thousand, $201 thousand, and $388 thousand were realized on sales of fixed income securities during 2002, 2001 and 2000, respectively.

UNREALIZED NET CAPITAL GAINS AND LOSSES

     Unrealized net capital gains and losses on fixed income securities included in Accumulated other comprehensive income at December 31, 2002 are as follows:

                                                                 GROSS UNREALIZED
                                                 FAIR       -------------------------      UNREALIZED
(IN THOUSANDS)                                   VALUE         GAINS         LOSSES        NET GAINS
                                             ------------   -----------   -----------    -------------
Fixed income securities                      $    173,611   $    15,645   $      (997)   $      14,648
                                             ============   ===========   ===========
Deferred income taxes                                                                           (5,127)
                                                                                         -------------
Unrealized net capital gains and losses                                                  $       9,521
                                                                                         =============

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

                                                                                 YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------------
(IN THOUSANDS)                                                          2002             2001             2000
                                                                    ------------     ------------     ------------
Fixed income securities                                             $      7,828     $      2,512     $      5,544
Deferred income taxes                                                     (2,740)            (879)          (1,941)
                                                                    ------------     ------------     ------------
Increase in unrealized net capital gains and losses                 $      5,088     $      1,633     $      3,603
                                                                    ============     ============     ============

SECURITIES ON DEPOSIT

     At December 31, 2002, fixed income securities with a carrying value of $10.2 million were on deposit with regulatory authorities as required by law.

5.   FINANCIAL INSTRUMENTS

     In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including Reinsurance recoverable, net) and liabilities (including Reserve for life-contingent contract benefits and Deferred income taxes) are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments, such as Accrued investment income and Cash, are generally of a short-term nature. Their carrying values are deemed to approximate fair value.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS

FINANCIAL ASSETS

     The carrying value and fair value of financial assets at December 31, are as follows:

                                                               2002                               2001
                                                  -------------------------------     ------------------------------
                                                     CARRYING           FAIR            CARRYING           FAIR
(IN THOUSANDS)                                        VALUE             VALUE             VALUE            VALUE
                                                  -------------     -------------     -------------    -------------
Fixed income securities                           $     173,611     $     173,611     $     160,974    $     160,974
Short-term investments                                    2,778             2,778             6,592            6,592
Separate Accounts                                     1,155,112         1,155,112         1,547,953        1,547,953

     The fair value of publicly traded fixed income securities is based upon quoted market prices or dealer quotes. The fair value of non-publicly traded securities, primarily privately placed corporate obligations, is based on either widely accepted pricing valuation models which utilized internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs or independent third party pricing sources. Short-term investments are highly liquid investments with maturities of less than one year whose carrying values are deemed to approximate fair value. Separate Accounts assets are carried in the Statements of Financial Position at fair value based on quoted market prices.

FINANCIAL LIABILITIES

     The carrying value and fair value of financial liabilities at December 31, are as follows:

                                                                 2002                              2001
                                                     ------------------------------    -----------------------------
                                                       CARRYING           FAIR           CARRYING           FAIR
(IN THOUSANDS)                                           VALUE            VALUE            VALUE            VALUE
                                                     -------------     ------------    ------------     ------------
Contractholder funds on investment contracts         $   6,105,536     $  5,863,243    $  5,332,632     $  5,086,856
Separate Accounts                                        1,155,112        1,155,112       1,547,953        1,547,953

     Contractholder funds include interest-sensitive life insurance contracts and investment contracts. Interest-sensitive life insurance contracts and certain other contractholder liabilities are not considered financial instruments subject to fair value disclosure requirements. The fair value of investment contracts is based on the terms of the underlying contracts. Fixed annuities are valued at the account balance less surrender charges. Market value adjusted annuities' fair value is estimated to be the market adjusted surrender value. Equity indexed annuity contracts' fair value approximates carrying value since the embedded equity options are carried at market value in the financial statements. Separate Accounts liabilities are carried at the fair value of the underlying assets.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     There were no off-balance-sheet financial instruments at December 31, 2002 or 2001.

6.   RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

     Reserves for life-contingent contract benefits consist of payout annuities with life contingencies. The reserve calculation equals the present value of contractually fixed future benefits based on mortality and interest assumptions. The assumptions utilized for mortality generally include industry standard tables, such as the 1983 group annuity mortality table, and tables based on historical company experience. Interest rate assumptions vary from 2.4% to 7.7%.

     At December 31, Contractholder funds consists of the following:

(IN THOUSANDS)                                        2002             2001
                                                 --------------   --------------
Interest-sensitive life                          $      121,760   $       67,555
Investment contracts:
  Payout annuities                                       27,565           24,123
  Fixed annuities                                     6,046,324        5,278,797
                                                 --------------   --------------
  Total Contractholder funds                     $    6,195,649   $    5,370,475
                                                 ==============   ==============

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     The following table highlights the key contract provisions relating to Contractholder funds:

           PRODUCT                           INTEREST RATE                      WITHDRAWAL/SURRENDER CHARGES
------------------------------   ---------------------------------------   ---------------------------------------
Interest-sensitive life          Interest rates credited range from        Either a percentage of account
                                 3.3% - 6.2%                               balance or dollar amount grading off
                                                                           generally over 20 years

Investment contracts             Interest rates credited range from        Either a declining or a level
                                 2.4% to 7.3% for payout annuities and     percentage charge generally over nine
                                 0.0% to 7.9% for fixed annuities          years or less
                                 including equity-indexed annuities

     Contractholder fund activity for the year ended December 31, was as follows:

(IN THOUSANDS)                                       2002               2001
                                               ---------------    ---------------
Balance, beginning of year                     $     5,370,475    $     4,696,846
Deposits                                             1,143,977          1,125,746
Surrenders and withdrawals                            (399,161)          (414,917)
Death benefits                                        (174,317)          (158,610)
Interest credited to contractholder funds              289,746            277,057
Transfers (to) from Separate Accounts                  (29,602)          (155,315)
Other                                                   (5,469)              (332)
                                               ---------------    ---------------
Balance, end of year                           $     6,195,649    $     5,370,475
                                               ===============    ===============

7.   THIRD PARTY ADMINISTRATION AGREEMENT

     On July 18, 2001, the Company entered into an administrative services agreement with American Maturity Life Insurance Company ("American Maturity"), which was effective as of January 2, 2001, to administer certain blocks of annuities that American Maturity reinsures to ALIC. Pursuant to the terms of the agreement, the Company is to provide insurance contract administration and financial services for all contracts covered under the reinsurance agreement. The administrative services agreement can be terminated by either the Company or American Maturity upon mutual consent or as otherwise provided for in the terms of the agreement. All administrative fees earned and administrative expenses incurred are ceded to ALIC in accordance with reinsurance agreements.

8.   COMMITMENTS AND CONTINGENT LIABILITIES

REGULATION AND LEGAL PROCEEDINGS

     The Company is subject to changing social, economic and regulatory conditions. State and federal regulatory initiatives and proceedings have varied and have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, to change tax laws affecting the taxation of insurance companies and the tax treatment of insurance products which may impact the relative desirability of various personal investment products and to expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

     Various legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the potential target of an increasing number of class action lawsuits and other types of litigation, some of which involve claims for substantial and/or indeterminate amounts (including punitive and treble damages) and the outcomes of which are unpredictable. This litigation is based on a variety of issues including insurance and claim settlement practices. However, at this time, based on their present status and the existence of the reinsurance agreement with ALIC, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS

amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

GUARANTY FUNDS

     Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to contractholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in a particular state. The Company's expenses related to these funds have been immaterial and are ceded to ALIC under reinsurance agreements.

9.   INCOME TAXES

     For 1996, the Company filed a separate federal income tax return. Beginning in 1997, the Company joined the Corporation and its other eligible domestic subsidiaries (the "Allstate Group") in the filing of a consolidated federal income tax return and is party to a federal income tax allocation agreement (the "Allstate Tax Sharing Agreement"). Under the Allstate Tax Sharing Agreement, the Company pays to or receives from the Corporation the amount, if any, by which the Allstate Group's federal income tax liability is affected by virtue of inclusion of the Company in the consolidated federal income tax return. The Company has also entered into a supplemental tax sharing agreement with respect to reinsurance ceded to ALIC to allocate the tax benefits and detriments related to such reinsurance. Effectively, these agreements result in the Company's annual income tax provision being computed as if the Company filed a separate return, adjusted for the reinsurance ceded to ALIC.

     The Internal Revenue Service ("IRS") has completed its review of the Company's federal income tax returns through the 1996 tax year. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material impact on the financial position, liquidity or result of operations of the Company.

     The components of the deferred income tax assets and liabilities at December 31, are as follows:

(IN THOUSANDS)                                      2002              2001
                                               --------------    --------------
DEFERRED ASSETS
Difference in tax bases of investments         $          501     $           -
                                               --------------    --------------
     Total deferred assets                                501                 -

DEFERRED LIABILITIES
Unrealized net capital gains                           (5,127)           (2,387)
Difference in tax bases of investments                      -              (220)
Other liabilities                                          (3)               (3)
                                               --------------    --------------
     Total deferred liabilities                        (5,130)           (2,610)
                                               --------------    --------------
       Net deferred liabilities                $       (4,629)   $       (2,610)
                                               ==============    ==============

     Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the assumption that certain levels of income will be achieved.

     The components of income tax expense for the year ended December 31, are as follows:

(IN THOUSANDS)                                      2002              2001              2000
                                               --------------    --------------    --------------
Current                                        $        3,560    $        4,008    $        3,730
Deferred                                                 (721)             (112)              195
                                               --------------    --------------    --------------
  Total income tax expense                     $        2,839    $        3,896    $        3,925
                                               ==============    ==============    ==============

     The Company paid income taxes of $7.4 million, $3.9 million and $2.4 million in 2002, 2001 and 2000, respectively.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the year ended December 31, is as follows:

                                               2002              2001              2000
                                          --------------    --------------    --------------
Statutory federal income tax rate                   35.0%             35.0%             35.0%
Adjustment to prior year tax liabilities            (0.9)                -                 -
Other                                               (0.1)             (0.1)                -
                                          --------------    --------------    --------------
Effective income tax rate                           34.0%             34.9%             35.0%
                                          ==============    ==============    ==============

10.  STATUTORY FINANCIAL INFORMATION

     The following table reconciles Net income for the year ended December 31, and Shareholder's equity at December 31, as reported herein in conformity with GAAP with total statutory net income and capital and surplus of the Company, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities:

                                                                     NET INCOME                    SHAREHOLDER'S EQUITY
                                                       --------------------------------------    ------------------------
(IN THOUSANDS)                                            2002          2001          2000          2002          2001
                                                       ----------    ----------    ----------    ----------    ----------
Balance per GAAP                                       $    5,512    $    7,254    $    7,302    $  172,918    $  162,318
Unrealized gain on fixed income securities                      -             -             -       (14,648)       (6,820)
Deferred income taxes                                        (710)          (65)         (554)        3,524           269
Reserves and non-admitted assets                              155          (150)         (197)       (1,000)       (7,699)
Other                                                           1           (55)           46          (393)        5,973
                                                       ----------    ----------    ----------    ----------    ----------
Balance per statutory accounting practices             $    4,958    $    6,984    $    6,597    $  160,401    $  154,041
                                                       ==========    ==========    ==========    ==========    ==========

     The Company prepares its statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the State of Arizona. Effective January 1, 2001, the State of Arizona required insurance companies domiciled in its state to prepare statutory-basis financial statements in accordance with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures Manual ("Codification") subject to any deviations prescribed or permitted by the State of Arizona insurance commissioner.

     Accounting changes adopted to conform to the provisions of Codification are reported as changes in accounting principles. The cumulative effect of changes in accounting principles is reported as an adjustment to unassigned funds (surplus) in the period of the change in accounting principle. The cumulative effect is the difference between the amount of capital and surplus at the beginning of the year and the amount of capital and surplus that would have been reported at that date if the new accounting principles had been applied retroactively for all prior periods. The Company reported a decrease to surplus of $463 thousand effective January 1, 2001 as a result of recognizing a net deferred tax liability.

DIVIDENDS

     The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The amount of dividends that can be paid to the shareholder, without approval by the state insurance regulator is limited by specific surplus and net income criteria as provided in the dividend restriction provision of the Arizona Insurance Holding Company System laws. The maximum amount of dividends that the Company can distribute during 2003 without prior approval of the Arizona Department of Insurance is $6.9 million.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS

RISK-BASED CAPITAL

     The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. At December 31, 2002, RBC for the Company was significantly above levels that would require regulatory action.

11.  OTHER COMPREHENSIVE INCOME

     The components of Other comprehensive income on a pretax and after-tax basis for the year ended December 31, are as follows:

(IN THOUSANDS)
UNREALIZED CAPITAL GAINS AND LOSSES:

                                                                             2002
                                                       -------------------------------------------------
                                                                                              After-
                                                           Pretax             Tax               tax
                                                       --------------   --------------    --------------
Unrealized holding gains arising during the period     $        5,844   $       (2,046)   $        3,798
Less: reclassification adjustments                             (1,984)             694            (1,290)
                                                       --------------   --------------    --------------
Unrealized net capital gains                                    7,828           (2,740)            5,088
                                                       --------------   --------------    --------------
Other comprehensive income                             $        7,828   $       (2,740)   $        5,088
                                                       ==============   ==============    ==============

                                                                             2001
                                                       -------------------------------------------------
                                                                                              After-
                                                           Pretax             Tax               tax
                                                       --------------   --------------    --------------
Unrealized holding gains arising during the period     $        2,948   $       (1,032)   $        1,916
Less: reclassification adjustments                                436             (153)              283
                                                       --------------   --------------    --------------
Unrealized net capital gains                                    2,512             (879)            1,633
                                                       --------------   --------------    --------------
Other comprehensive income                             $        2,512   $         (879)   $        1,633
                                                       ==============   ==============    ==============

                                                                             2000
                                                       -------------------------------------------------
                                                                                              After-
                                                           Pretax             Tax               tax
                                                       --------------   --------------    --------------
Unrealized holding gains arising during the period     $        5,752   $       (2,014)   $        3,738
Less: reclassification adjustments                                208              (73)              135
                                                       --------------   --------------    --------------
Unrealized net capital gains                                    5,544           (1,941)            3,603
                                                       --------------   --------------    --------------
Other comprehensive income                             $        5,544   $       (1,941)   $        3,603
                                                       ==============   ==============    ==============

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            SCHEDULE IV--REINSURANCE

(IN THOUSANDS)

                                         GROSS                          NET
YEAR ENDED DECEMBER 31, 2002             AMOUNT          CEDED         AMOUNT
-----------------------------------   ------------   ------------   ------------
Life insurance in force               $    283,913   $    283,913   $          -
                                      ============   ============   ============

Premiums and contract charges:
       Life and annuities             $     30,368   $     30,368   $          -
                                      ============   ============   ============

                                         GROSS                          NET
YEAR ENDED DECEMBER 31, 2001             AMOUNT          CEDED         AMOUNT
-----------------------------------   ------------   ------------   ------------
Life insurance in force               $    187,400   $    187,400   $          -
                                      ============   ============   ============

Premiums and contract charges:
       Life and annuities             $     31,711   $     31,711   $          -
                                      ============   ============   ============

                                         GROSS                          NET
YEAR ENDED DECEMBER 31, 2000             AMOUNT          CEDED         AMOUNT
-----------------------------------   ------------   ------------   ------------
Life insurance in force               $     88,042   $     88,042   $          -
                                      ============   ============   ============

Premiums and contract charges:
       Life and annuities             $     37,965   $     37,965   $          -
                                      ============   ============   ============